Form 10QSB
period 2001-03-31
RED CARPET DIRECT INC
filed 2001-06-01
CIK 1127573

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                        Commission filet number: 0-31925

                             RED CARPET DIRECT, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                         33-0801238
      ------------------------------- -------------------------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                  200 N. Royal Ascot Drive, Las Vegas NV 89144
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (702) 256-5055
                           ---------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [  ]


     The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2001 was 3,000,000.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                              3

Condensed Balance Sheets as of March 31, 2001 and September 30, 2000      4

Condensed Statements of Operations for the Six and Twelve
Month Periods Ended March 31, 2001 and 2000
and September 30, 2000 and 1999, respectively                             5


Statement of Stockholders' Equity                                         6

Condensed Statements of Cash Flows for the Six and Twelve
Month Periods Ended March 31, 2001 and 2000
and September 30, 2000 and 1999, respectively                             7

Notes to Unaudited Condensed Financial Statements                         8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                     9

         PART II - OTHER INFORMATION

         ITEM 1 LEGAL PROCEEDINGS                                        11

         ITEM 2 CHANGES IN SECURITIES                                    11

         ITEM 5 OTHER INFORMATION                                        11

         ITEM 1. FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Red Carpet Direct, Inc., a Nevada corporation, (formerly Consolidated International Telecom, Inc.) and its subsidiaries and predecessors, if applicable, unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the six months ended March 31, 2001 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.

                             Red Carpet Direct, Inc.
               (Formerly Consolidated International Telecom, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
             As of March 31, 2001 (unaudited) and September 30, 2000


                                     ASSETS

                                         March 31, 2001      September 30, 2000
                                          (unaudited)               2000
                                          --------------------------------------

Other Assets

   Organization Costs                     $      -               $       -
   Less Accumulated Amortization                 -                       -

      Total Other Assets                         -                       -

      Total Assets                               -                       -

                                   LIABILITIES

Liabilities

   Accounts Payable                      $     175               $     175

     Total Liabilities                         175                     175

 Stockholders'  Equity Common Stock,
   par value $ .001  1,000,000  shares
   issued,  authorized,  and
   outstanding  at March  31,  2001 and
   3,000,000 shares at September 30, 2000    3,000                   1,000

     Paid In Capital                             -                       -

     Accumulated Deficit                    (1,175)                 (1,175)

     Total Stockholder's Equity             (1,825)                   (175)

     Commitments                                 -                       -

     Total Liabilities and
          Stockholder's Equity             $     -               $       -





                     See accompanying notes to financial statements.

                             Red Carpet Direct, Inc.
               (Formerly Consolidated International Telecom, Inc.
                          (A Development Stage Company)
                             Statement of Operations




                                    Three Months            Six Months       From Inception
                                      Ended                   Ended          April 16, 1998
                                      March 31,               March 31,      to September 30,
                                   2001      2000         2001     2000          2000
                                 ------------------------------------------------------------


Revenue                               -0-          -0-        -0-         -0-          -0-
Expenses

   Misc. Expenses                     -0-          -0-        -0-         175          175
   Amortization                       -0-          -0-        -0-         -0-          -0-
                                      -----       -----      ----        ----        -----
                                                                          175          175

     Net Profit (Loss)                -0-          -0-        -0-        (175)        (175)

     Net Loss Per Common Share     (0.000)      (0.000)    (0.000)     (0.000)      (0.000)

     Weighted Average Shares
     Outstanding                3,000,0000   1,000,000  3,000,000   1,000,000    1,000,000












            See accompanying notes and independent auditor's report.

                             Red Carpet Direct, Inc.
               (Formerly Consolidated International Telecom, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholder's Equity
                                                                      Total
                                  Common Stock Issued Accumulated  Stockholder's
                                 Shares  Common Stock   Deficit       Equity
                                 -----------------------------------------------

Balances, at April 16, 1998      1,000,000  $1,000      $  -0-       $   1,000

        Net Profit (Loss)                               (1,000)         (1,000)

Balances, at September 30, 1998  1,000,000   1,000      (1,000)            -0-

        Additions To Capital
        Net Profit                                        (175)           (175)

Balances, at September 30, 1999  1,000,000   1,000      (1,175)           (175)

        Net Profit (Loss)                                 (175)           (175)

Balances, at September 30, 2000  1,000,000  $1,000      (1,350)       $   (350)

        Net Profit (Loss)

Balances, at March 31, 2001      3,000,000  $3,000      (1,350)       $ (1,650)



            See accompanying notes and independent auditor's report.

                             Red Carpet Direct, Inc.
               (Formerly Consolidated International Telecom, Inc.)
                          (A Development Stage Company)
                             Statement of Cash Flows
                               For the Six Months
                          Ended March 31, 2001 and 2000
                    and from inception to September 30, 2000




                                              Six Months        From Inception
                                            Ended March 31,    April 16, 1998 to
                                            2001     2001      December 31, 2000


Cash Flows From Operating Activities

 Net Loss                                   $  -        -             $ (175)

   Non Cash Items Included In Net Income       -        -

   Amortization                                -        -

   Net Cash Provided By

     Operating Activities                     -         -               (175)

     Net Change In Cash

  Cash At Beginning of the Year               -         -                  -

  Cash at End of the Year                     -         -                  -

  Supplemental Cash Flow Information

     Interest Paid                            -         -                  -

     Income Taxes                             -         -                  -






            See accompanying notes and independent auditor's report.\

                             RED CARPET DIRECT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2001, and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Red Carpet Direct, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     Interim Reporting

     The unaudited financial statements as of March 31, 2001 and 2000 and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and twelve months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

     Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on April 16, 1998. The Company is in the development stage, and has not commenced planned principal operations.

     Nature of Business

     The Company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

     Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INCOME TAXES

     As of March 31, 2000, the Company has a net operating loss carry forward for income tax reporting purposes of approximately $1,175 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - SUBSEQUENT EVENTS

     On March 13, 2001 the Company acquired 82% of the outstanding shares of the common stock of MaxAmerica, Inc. from HomeLife, Inc. On May 8, 2001, the Company and HomeLife rescinded the acquisition agreement as of the date of its execution.

     On May 15, 2001, the Company forward-split its common stock 6:1. Thus, there were 6,000,000 shares outstanding of which 1,200,000 shares were publicly tradable.

         On May 15, 2001, the Company acquired the outstanding common stock of Sky E-Com Corporation, a California corporation, for 2,000,000 shares of its common stock, 1,000,000 shares vesting immediately and the second 1,000,000 shares to vest, within five years, in four tranches : a) securing a contract with an airline, ferry, train, bus, shipping or offshore drilling platform company b) delivery of product pursuant to such contract c) generating revenues of $1,000,000 d) generating revenues of $5,000,000

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to implement its expansion strategy. Although the Company believes that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that these forward- looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including those contained herein, the inclusion of such information should not be regarded as a presentation that the objectives and plans of the Company will be achieved.

     As used herein the term "Company" refers to Red Carpet Direct, Inc., a Nevada corporation, previously named Consolidated International Telecom, Inc., unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

     On March 13, 2001 the Company acquired 82% of the outstanding shares of the common stock of MaxAmerica, Inc. from HomeLife, Inc. On May 8, 2001, the Company and HomeLife rescinded the acquisition agreement from its inception.

     As of March 31, 2001, the Company was in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company had not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company was continuing to investigate, review, and evaluate business opportunities as they become available and was seeking to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

RESULTS OF OPERATIONS

     The Company had no sales or sales revenues for the six months ended March 31, 2001 or 2000 because it is and has been a shell company without any business operations. The Company had no general and administrative expenses for the six month period ended March 31, 2001 or for the same period in 2000.

     The Company recorded net loss of $-0- for the six months ended March 31, 2001 compared to $-0- loss for the same period in 2000.

CAPITAL RESOURCES AND LIQUIDITY

     At March 31, 2001, the Company had total current assets of $- and total assets of $- as compared to $- current assets and $- total assets at March 31, 2000. The Company had a net working capital deficit of $1,175 at March 31, 2001 and of $1,175 at March 31, 2000.

     Net stockholders' deficit in the Company was $ -0- as of March 31, 2001 and $ -0- as March 31, 2000.

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 1, 2001, a certificate of amendment to the articles of incorporation was filed with the Secretary of State of Nevada which changed the name of the Company from Consolidated International Telecom, Inc., increased the number of authorized shares of common stock to 50,000,000 and changed the par value of the preferred stock from no par value to $.001 par value per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     A majority of the holders of the Company's common stock, on February 28, 2001, voted in favor of a resolution which amended the Company's articles of incorporation to change its name from Consolidated International Telecom, Inc. to Red Carpet Direct, Inc., to change the number of authorized shares of common stock from 10,000,000 of $.001 par value each to 50,000,000 shares of $.001 par value each and to change the par value of the Company's authorized preferred stock from no par to $.001 par value per share. In addition, the stockholders ratified a board of directors' resolution to forward split the Company's common stock in the ratio of 3:1.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     (a) Exhibits. None/Not Applicable

     (b) Reports on Form 8-K.

     The Company has filed one report on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of May 2001.



                                 Red Carpet Direct, Inc.

                                 By: /s/ Alfred Grant, Jr.
                                     ----------------------
                                       Alfred Grant, Jr.
                                       President and a Director